Form 10-Q
period 2019-12-31
Well-being Holdings, Inc.
filed 2020-02-06
CIK 1793906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

WELL-BEING HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-56118	35-2676081
(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation)		Identification No.)

4-18-19-601, Hakataekimae, Hakata-ku, Fukuoka-shi, Fukuoka, , 812-0011, Japan
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 3 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 6, 2020: 20,000,000 shares of common stock.

WELL-BEING HOLDINGS, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

WELL-BEING HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2019	September 30, 2019
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$9	$-

TOTAL CURRENT ASSETS	9	-

TOTAL ASSETS	$9	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$28,157	$-

TOTAL CURRENT LIABILITIES	28,157	-

TOTAL LIABILITIES	28,157	-

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of as of December 31, 2019 and September 30, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of December 31, 2019 and September 30, 2019)	2,000	2,000
Additional paid-in capital	(1,997)	(2,000)
Accumulated deficit	(28,148)	-
Accumulated other comprehensive loss	(3)	-

TOTAL SHAREHOLDERS' DEFICIT	(28,148)	-

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F1-

WELL-BEING HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
Three Months
Ended
December 31, 2019

Revenues	$-

OPERATING EXPENSE
General and administrative expenses	$28,148

Total Operating Expenses	28,148

Interest expenses	-

NET LOSS	$(28,148)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(3)

TOTAL COMPREHENSIVE LOSS	$(28,151)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

 - F2 -

WELL-BEING HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance – September 30, 2019	20,000,000	$2,000	$(2,000)	$-	$-	$-
Acquisition of subsidiary	-	-	3	-	-	3
Net loss	-	-	-	-	(28,148)	(28,148)
Foreign currency translation	-	-	-	(3)	-	(3)

Balance – December 31, 2019	20,000,000	$2,000	$(1,997)	$(3)	$(28,148)	$(28,148)

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F3 -

WELL-BEING HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
Three Months
Ended
December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,148)
Net cash used in operating activities	(28,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	28,157
Net cash provided by financing activities	28,157

Net effect of exchange rate changes on cash	(3)

Net Change in Cash and Cash Equivalents	$9
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$9

NON-CASH TRANSACTIONS
Acquisition of subsidiary	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F4 -

 WELL-BEING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Well-being Holdings, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on September 27, 2019 with the name Well-being Holdings, Inc.

On October 22, 2019, the Company entered into and consummated a Share Contribution Agreement with Well-be Co., Ltd., a Japan Corporation. Pursuant to this agreement Well-be gifted to the Company, at no cost, 30 shares of common stock of Ing Management Co., Ltd., a Japan corporation (“Ing Management”), which represented all of its issued and outstanding shares.

Ing Management is now our wholly owned subsidiary which we operate through exclusively. Through our subsidiary we act as a sales agent to Impact Co., Ltd. whereas, we facilitate purchases and sales of fluorescent pigments used to illuminate public structures, such as but not limited to, staircases, walkways, and buildings.

Ing Management was incorporated on October 21, 2019 and did not conducted a business operation as of December 31, 2019.

Our principal executive offices are located at 4-18-19-601, Hakataekimae, Hakata-ku, Fukuoka-shi, Fukuoka, 812-0011, Japan

The Company has elected September 30th as its year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign currency translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

December 31, 2019
Current JPY: US$1 exchange rate	108.61
Average JPY: US$1 exchange rate	108.71

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2019 and September 30, 2019.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of December 31, 2019 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

- F5 -

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not had sufficient revenues to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 21% of a company’s assessable profit. The Company’s subsidiary, ING Management was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended September 30, 2019, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $28,148 as of December 31, 2019 and will expire beginning in the year 2038. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at December 31, 2019 and September 30, 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at December 31, 2019 and September 30, 2019.

The Company did not have any potentially dilutive instruments as of December 31, 2019 and September 30, 2019 and, thus, anti-dilution issues are not applicable.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity

On September 27, 2019, 20,000,000 shares of common stock were issued to Well-be Co., Ltd., a Japan Corporation. These shares are considered to be founder shares and were issued for services rendered to the Company. Well-be Co., Ltd. is in part owned and controlled by our sole officer and director, Haruhiko Abe. The following table breaks down the ownership of Well-be Co., Ltd.

Ownership Breakdown of Well-be Co., Ltd.

Name	% Ownership
Haruhiko Abe	20%
Tamiko Uenishi	20%
Masaaki Udodaira	60%

Acquisition of subsidiary

On October 22, 2019, the Company entered into and consummated a Share Contribution Agreement with Well-be Co., Ltd. Pursuant to this agreement Well-be gifted to the Company, at no cost, 30 shares of common stock of Ing Management Co., Ltd., a Japan corporation (“Ing Management”), which represented all of its issued and outstanding shares. Ing Management is now our wholly owned subsidiary which we operate through exclusively.

Ing Management was incorporated on October 21, 2019 and has not conducted any substantive operations as of December 31, 2019.

Due to Related Party

For the three months ended December 31, 2019, the Company borrowed $28,157 from Well-be Co., Ltd., our principal owner. The total due as of December 31, 2019 was $28,157 and was unsecured, due on demand and non-interest bearing.

On October 22, 2019, the Company entered into and consummated a Share Contribution Agreement with Well-be Co., Ltd.. Pursuant to this agreement Well-be gifted to the Company, at no cost, 30 shares of common stock of Ing Management Co., Ltd., which represented all of its issued and outstanding shares.

The Company utilizes home office space and equipment of Well-be Co., Ltd. at no cost. Management estimates such amounts to be immaterial.

NOTE 7 – SUBSEQUENT EVENTS

None.

- F6 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Liquidity and Capital Resources

Our cash balance is $9 as of December 31, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Well-be Co., Ltd., our principal owner which has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Well-be Co., Ltd., however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2019, the Company has $28,157 due to the related party of Well-be Co., Ltd..

Net Loss

We recorded a net loss of $28,148 for the three months ended December 31, 2019. The increase in net loss is attributed to increased professional fees.

Going Concern

For the period ended December 31, 2019, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Shell Company Status

At this time, due to our current level of our operations we are considered to be a shell company, as defined by Rule 12b2 under the Exchange Act.

A shell Company is defined as a registrant, other than an asset-backed issuer, that has:

(1)  No or nominal operations; and

(2)  Either:

(i)    No or nominal assets;

(ii)   Assets consisting solely of cash and cash equivalents; or

(iii)  Assets consisting of any amount of cash and cash equivalents and nominal other assets.

Consequences of shell company status:

- The Company is ineligible to file a registration of securities using Form S-8; and

- Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 promulgated under the Securities Act or Section 4(a)(1) of the Securities Act so long as we are designated as a "shell company" and for 12 months after we cease to be a "shell company." After the 12-month period following the date we cease to be a shell company, we may rely on exemptions from registration if we are otherwise in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our unaudited interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the interim financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our interim financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period beginning between our fiscal year end through the date of this filing, there have been no unregistered sales of securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2019. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on November 13, 2019, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELL-BEING HOLDINGS, INC.

(Registrant)

By: /s/ Haruhiko Abe

Principal Executive Officer

By: /s/ Haruhiko Abe

Principal Financial Officer

Dated: February 6, 2020