Form 10-Q
period 2020-03-31
Well-being Holdings, Inc.
filed 2020-05-12
CIK 1793906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2020: 20,000,000 shares of common stock.

WELL-BEING HOLDINGS, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

WELL-BEING HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2020	September 30, 2019
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$9	$-

TOTAL CURRENT ASSETS	9	-

TOTAL ASSETS	$9	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$39,133	$-

TOTAL CURRENT LIABILITIES	39,133	-

TOTAL LIABILITIES	39,133	-

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of as of March 31, 2020 and September 30, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2020 and September 30, 2019)	2,000	2,000
Additional paid-in capital	(1,060)	(2,000)
Accumulated deficit	(39,970)	-
Accumulated other comprehensive loss	(94)	-

TOTAL SHAREHOLDERS' DEFICIT	(39,124)	-

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F1-

WELL-BEING HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	Three Months	Six Months
	Ended	Ended
	March 31, 2020	March 31, 2020

OPERATING EXPENSE
General and administrative expenses	$10,882	$39,030

Total Operating Expenses	10,882	39,030

Interest expenses	940	940

NET LOSS	$(11,822)	$(39,970)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(94)	(94)

TOTAL COMPREHENSIVE LOSS	$(11,916)	$(40,064)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

 - F2 -

WELL-BEING HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
(UNAUDITED)
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	LOSS	DEFICIT	DEFICIT

Balance – September 30, 2019	20,000,000	$2,000	$(2,000)	$-	$-	$-
Net loss	-	-	-	-	(28,148)	(28,148)

Balance – December 31, 2019	20,000,000	$2,000	$(2,000)	$-	$(28,148)	$(28,148)

Net loss	-	-	-	-	(11,822)	(11,822)
Imputed interest	-	-	940	-	-	940
Foreign currency translation	-	-	-	(94)	-	(94)

Balance – March 31, 2020	20,000,000	$2,000	$(1,060)	$(94)	$(39,970)	$(39,124)

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F3 -

WELL-BEING HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
Six Months
Ended
March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	940
Net cash used in operating activities	(39,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	39,133
Net cash provided by financing activities	39,133

Net effect of exchange rate changes on cash	(94)

Net Change in Cash and Cash Equivalents	$9
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F4 -

 WELL-BEING HOLDINGS, INC.

CONSOLIDATD NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Ing Management was incorporated on October 21, 2019 and did not conduct a business operation as of March 31, 2020.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

March 31, 2020
Current JPY: US$1 exchange rate	107.53
Average JPY: US$1 exchange rate	108.84

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2020 and September 30, 2019.

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

The Company does not have any potentially dilutive instruments as of March 31, 2020 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended September 30, 2019, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $39,970 as of March 31, 2020 and will expire beginning in the year 2038. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding as of March 31, 2020 and September 30, 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of March 31, 2020 and September 30, 2019.

The Company did not have any potentially dilutive instruments as of March 31, 2020 and September 30, 2019 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the six months ended March 31, 2020, the Company had imputed interest of $940.

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

Ownership Breakdown of Well-be Co., Ltd.:

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

Ing Management was incorporated on October 21, 2019 and did not conducted a business operation as of March 31, 2020.

Due to Related Party

For the three months ended March 31, 2020, the Company borrowed $10,976 from Well-be Co., Ltd., our principal owner. For the six months ended March 31, 2020, the Company borrowed $39,133 from Well-be Co., Ltd. The total due as of March 31, 2020 was $39,133 and was unsecured, due on demand and non-interest bearing.

On October 22, 2019, the Company entered into and consummated a Share Contribution Agreement with Well-be Co., Ltd.. Pursuant to this agreement Well-be gifted to the Company, at no cost, 30 shares of common stock of Ing Management Co., Ltd., which represented all of its issued and outstanding shares.

For the six months ended March 31, 2020, the Company had imputed interest of $940.

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

Liquidity and Capital Resources

Our cash balance is $9 as of March 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Well-be Co., Ltd., our principal owner which has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Well-be Co., Ltd., however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

For the three months ended March 31, 2020, the Company borrowed $10,976 from Well-be Co., Ltd., our principal owner. For the six months ended March 31, 2020, the Company borrowed $39,133 from Well-be Co., Ltd. The total due as of March 31, 2020 was $39,133 and was unsecured, due on demand and non-interest bearing.

Net Loss

We recorded a net loss of $11,882 for the three months ended March 31, 2020. We recorded a net loss of $39,970 for the six months ended March 31, 2020.The increase in net loss is attributed to increased professional fees.

Going Concern

For the period ended March 31, 2020, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2020. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on November 13, 2019, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELL-BEING HOLDINGS, INC.

(Registrant)

By: /s/ Haruhiko Abe

Principal Executive Officer

By: /s/ Haruhiko Abe

Principal Financial Officer

Dated: May 12, 2020